Form 10-K
period 2006-12-31
Bear Stearns ALT-A Trust 2006-7
filed 2007-04-02
CIK 1378876

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-132232-22

       Bear Stearns ALT-A Trust 2006-7
       (exact name of issuing entity as specified in its charter)

       Structured Asset Mortgage Investments II Inc.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0606869
  (State or other jurisdiction of                   51-0606870
  incorporation or organization)                    51-0606871
                                                    51-0606872
                                                    51-0606873
                                                    51-0606874
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            The 1122 statements for HomeBanc Mortgage Corporation has disclosed the following material noncompliance with the servicing criteria 1122 (d)(2)(vii) and 1122 (d)(4)(viii), applicable to the Company during the year ended December 31, 2006. Certain reconciliations for asset-backed securities related bank accounts, including custodial accounts were not prepared in a timely manner (i.e., within 30 calendar days after the bank statement cutoff date), and certain delinquent loan follow up activities were not documented.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, Countrywide Home Loans Servicing LP Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

      (a) Exhibits

    (4.1) Pooling and Servicing Agreement, dated as of October 1, 2006 among
          Structured Asset Mortgage Investments II Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, EMC Mortgage Corporation, as seller, and Citibank, N.A., as trustee As previously filed on Form 8-K filed on November 15, 2006 and is hereby incorporated by reference into this report on Form 10-K).


    (4.2) Amendment No. 1 to Pooling and Servicing Agreement, dated as of
          October 1, 2006, among Structured Asset Mortgage Investments II Inc., as depositor, Citibank, N.A., as trustee, Wells Fargo Bank, National Association, as master servicer and securities administrator and EMC Mortgage Corporation, as sponsor and company (As previously filed on Form 8-K/A filed on February 6, 2007 and is hereby incorporated by reference into this report on Form 10-K).

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) EMC Mortgage Corporation, as Servicer <F1>
      e) EverHome Mortgage Company, as Servicer <F2>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA  <F2>
      g) First Horizon Home Loan Corporation, as Servicer <F2>
      h) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      i) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      j) HomeBanc Mortgage Corporation, as Servicer <F1>
      k) HSBC Mortgage Corporation, USA, as Servicer <F2>
      l) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      m) MidAmerica Bank, FSB, as Servicer <F2>
      n) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      o) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      p) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian <F1>
      q) Wells Fargo Bank, N.A., as Servicer <F2>
      r) Wells Fargo Bank, N.A., as Master Servicer <F1>
      s) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      t) Wells Fargo Bank, N.A., as Custodian <F1>
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation  <F1>
      v) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F2>
      w) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation  <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) EMC Mortgage Corporation, as Servicer <F1>
      e) EverHome Mortgage Company, as Servicer <F2>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA  <F2>
      g) First Horizon Home Loan Corporation, as Servicer <F2>
      h) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      i) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      j) HomeBanc Mortgage Corporation, as Servicer <F1>
      k) HSBC Mortgage Corporation, USA, as Servicer <F2>
      l) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      m) MidAmerica Bank, FSB, as Servicer <F2>
      n) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      o) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation  <F2>
      p) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian <F1>
      q) Wells Fargo Bank, N.A., as Servicer <F2>
      r) Wells Fargo Bank, N.A., as Master Servicer <F1>
      s) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      t) Wells Fargo Bank, N.A., as Custodian <F1>
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation  <F1>
      v) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F2>
      w) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation  <F1>


     (35) Servicer compliance statement.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F4>
      b) Assurant Inc. as Sub-Contractor for First Horizon Home Loan Corporation  <F4>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) EMC Mortgage Corporation, as Servicer <F1>
      e) EverHome Mortgage Company, as Servicer <F3>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA r <F4>
      g) First Horizon Home Loan Corporation, as Servicer <F3>
      h) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation  <F4>
      i) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation  <F4>
      j) HomeBanc Mortgage Corporation, as Servicer <F1>
      k) HSBC Mortgage Corporation, USA, as Servicer <F3>
      l) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F4>
      m) MidAmerica Bank, FSB, as Servicer <F3>
      n) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>
      o) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation  <F4>
      p) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian <F4>
      q) Wells Fargo Bank, N.A., as Servicer <F3>
      r) Wells Fargo Bank, N.A., as Master Servicer <F1>
      s) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      t) Wells Fargo Bank, N.A., as Custodian <F4>
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation  <F4>
      v) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>
      w) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation  <F4>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns ALT-A Trust 2006-7
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ William Augustin IV
    William Augustin IV, Vice President

    Date: March 31, 2007


  Exhibit Index

  Exhibit No.

(31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) EMC Mortgage Corporation, as Servicer
      j) HomeBanc Mortgage Corporation, as Servicer
      l) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      p) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian
      r) Wells Fargo Bank, N.A., as Master Servicer
      s) Wells Fargo Bank, N.A., as Securities Administrator
      t) Wells Fargo Bank, N.A., as Custodian
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation
      w) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) EMC Mortgage Corporation, as Servicer
      j) HomeBanc Mortgage Corporation, as Servicer
      l) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      p) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian
      r) Wells Fargo Bank, N.A., as Master Servicer
      s) Wells Fargo Bank, N.A., as Securities Administrator
      t) Wells Fargo Bank, N.A., as Custodian
      u) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation
      w) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation


     (35) Servicer compliance statement.


      c) Countrywide Home Loans Servicing LP, as Servicer
      d) EMC Mortgage Corporation, as Servicer
      j) HomeBanc Mortgage Corporation, as Servicer
      r) Wells Fargo Bank, N.A., as Master Servicer
      s) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, William Augustin IV, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns ALT-A Trust 2006-7 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Countrywide Home Loans Servicing LP, as Servicer, EMC Mortgage
     Corporation as Servicer, EverHome Mortgage Company, as Servicer, First Horizon Home Loan Corporation, as Servicer, HomeBanc Mortgage Corporation, as Servicer, HSBC Mortgage Corporation, USA, as Servicer and MidAmerica Bank, FSB, as Servicer.


     Dated: March 31, 2007

     /s/ William Augustin IV
     Signature

     Vice President
     Title


EX-33 (a)

REPORT ON ASSESSMENT OF COMPLIANCE WITH
section 1122(d)(2)(vi) and section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in section 1122(d)(2)(vi), section 1122(d)(4)(xi) and section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with section 1122(d)(2)(vi) and section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.




/s/ John Frobose
By: John Frobose
Senior Vice President


Date: February 23, 2007

EX-33 (c)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (d)
(logo)EMC
Mortgage Corporation
Proven Performance

Certification Regarding Compliance with Applicable Servicing Criteria


1. EMC Mortgage Corporation ("EMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");


2. Except as set forth in paragraph 3 below, EMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;


3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to EMC based on the activities it performs, directly or through its Vendors, with respect to the Platform;


4. EMC has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;


5. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on EMC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

/s/ John Vella
John Vella
President and Chief Executive Officer

March 12, 2007


2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) Member
Mortgage Bankers Association of America


(page)

Appendix A


SERVICING CRITERIA                                                          APPLICABLE                                 INAPPLICABLE
                                                                            SERVICING CRITERIA                         SERVICING
                                                                                                                       CRITERIA
                                                              Performed    Performed by     Performed by
                                                              Directly     Sub-Servicer(s)  Sub-Servicer(s) or
                                                              By           for              Vendor(s) for
                                                              EMC          which EMC is     which EMC is
Reference               Criteria                                           the Responsible  NOT the
                                                                           Party            Responsible Party

General Servicing Consideration

1122(d)(1)(i)   Polices and procedures are instituted          X
                to monitor any performance or other
                triggers and events of default in
                accordance with the transaction
                agreements.

1122(d)(1)(ii)  If any material servicing activities
                are outsourced to third parties,               X
                policies and procedures are
                instituted to monitor the third
                party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction
                agreements to maintain a back-up                                                                           X
                servicer for the mortgage loans
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and
                omissions policy is in effect on                X
                the party participating in the
                servicing function throughout the
                reporting period in the amount of
                coverage required by and otherwise in
                accordance with the terms of the
                transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on mortgage loans are
                deposited into the appropriate                  X
                custodial bank accounts and related
                bank clearing accounts no more than
                two business days following receipt,
                or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on         X
                behalf of an obligor or to an investor
                are made only by authorized personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions,       X
                and any interest or other fees charged for
                such advances, are made, reviewed and
                approved as specified in the transaction
                agreements.

1122(d)(2)iv)   The related accounts for the transaction,
                such as cash reserve accounts or accounts        X
                established as a form of overcollateralization.
                are separately maintained (e.g. with
                respect to commingling of cash) as set
                forth in the transaction agreements.

1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set  X
                forth in the transaction agreements. For
                purposes of this criterion, "federally insured
                depository institutions" with respect to a
                foreign financial institution means a foreign
                financial that meets the requirements of Rule
                13k-1(b)(1) of the Securities Exchange Act.


(page)

Appendix A (page 2)

Servicing Criteria
                                                                                APPLICABLE                           INAPPLICABLE
                                                                             SERVICING CRITERIA                         SERVICING
                                                                                                                        CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Cash Collection and Administration (con't)

1122(d)(2)(vi)   Un-issued checks are safeguarded                X                                     X
                 so as to prevent unauthorized access.

1122(d)(2)vii)  Reconciliations are prepared on a monthly
                basis for all asset-backed securities related    X
                bank accounts, including custodial accounts
                and related bank clearing accounts. These
                reconciliations are (A) mathematically
                accurate; (B) prepared within 30 calendar
                days after the bank statement cutoff date, or
                such other number of days specified in the
                transaction agreements; (C) reviewed and
                approved by someone other than the person
                who prepared the reconciliation; items are
                resolved within 90 calendar days of their
                original identification, or such other number
                of days specified in the transaction
                agreements.

Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those
                to be filed with the Commission, are              X
                maintained in accordance with the
                transaction agreements and applicable
                Commission requirements. Specifically,
                such reports (A) are prepared in
                accordance with timeframes and other
                terms set forth in the transaction
                agreements; C)1 are filed with the
                Commission as required by its rules
                and regulations; and (D) agree with
                investors' or the trustee's records as
                to the total unpaid principal balance and
                number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated
                and remitted in accordance with                   X
                timeframes, distribution priority
                and other terms set forth in the
                transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor
                are posted within two business                     X
                days to the Servicer's investor
                records, or such other number
                of days specified in the
                transaction agreements.

1122(d)(3)(iv)  Amounts remitted to investors
                per the investor reports agree                     X
                with cancelled checks, or other
                form of payment, or custodial bank
                statements.

Pool Asset Administration

1122(d)(4)(i)   Collateral or security on mortgage
                loans is maintained as required by                 X
                the transaction agreements or
                related mortgage loan documents.

1 EMC is not responsible for filing reports with the Commission as included in this criterion. The responsibility lies with the Securities Administrator or the Trustee depending on the specific transaction agreements.


Appendix A (page 3)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party

Pool Asset Administration (con't)

1122(d)(4)(ii)   Mortgage loan and related documents
                 are safeguarded as required by the               X
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or
                 substitutions to the asset                       X
                 pool are made, reviewed and
                 approved in accordance with
                 any conditions or requirements
                 in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including
                 any payoffs, made in accordance with             X
                 the related mortgage loan documents
                 are posted to the Servicer's obligor
                 records maintained no more than two
                 business days after receipt, or such
                 other number of days specified in the
                 transaction agreements, and allocated to
                 principal, interest or other items (e.g.,
                 escrow) in accordance with the related
                 mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the
                 mortgage loans agree with the Servicer's         X
                 records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or
                 status of an obligor's mortgage loans            X
                 (e.g., loan modifications or re-agings)
                 are made reviewed and approved by
                 authorized personnel in accordance
                 with the transaction agreements and
                 related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions
                 (e.g., forbearance plans, modifications          X
                 and deed in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted
                 and concluded in accordance with the
                 timeframes or other requirements
                 established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are
                 maintained during the period a mortgage          X
                 loan is delinquent in accordance with the
                 transaction agreements. Such records are
                 maintained on a least a monthly basis, or
                 such other period specified in the transaction
                 agreements, and describe the entity's
                 activities in monitoring delinquent mortgage
                 loans including, for example, phone calls,
                 letters and payment rescheduling plans in
                 cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates
                 of return for mortgage loans with                X
                 variable rates are computed based on
                 the related mortgage loan documents.


Appendix A (page 4)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                                 Performed     Performed by        Performed by
                                                                 Directly      Sub-Servicer(s)     Sub-Servicer(s) or
                                                                 By            for                 Vendor(s) for
                                                                 EMC           which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Pool Asset Administration (con't)

1122(d)(4)(x)    Regarding any funds held in trust for an
                 obligor (such as escrow accounts): (A) such          X
                 funds are analyzed, in accordance with the
                 obligor's mortgage loan documents, on a
                 least an annual basis, or such other period
                 specified n the transaction agreements; (B)
                 interest on such funds is paid, or credited, to
                 obligors in accordance with applicable
                 mortgage loan documents and state laws;
                 and (C) such funds are returned to the
                 obligor within 30 calendar days of full
                 repayment of the related mortgage loans, or
                 such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor
                 (such as tax or insurance payments) are              X
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the servicer at least 30
                 calendar days prior to these dates, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payments penalties in connection
                 with any payment to be made on behalf of             X
                 an obligor are paid from the Servicer's
                 funds and not charged to the obligor,
                 unless the late payment was due to the
                 obligor's error or omission.


1122(d)(4)(xiii) Disbursements made on behalf of an obligor
                 are posted within two business days to the           X                                X
                 obligor's records maintained by the Servicer,
                 or such other numbers of days specified in
                 the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible
                 accounts are recognized and recorded in              X
                 accordance with the transaction agreements.

1122(d)(4)(xv)   Any External enhancement or other support,
                 identified in Item 1114(a)(1) through (3)            X
                 or - Item 1115 of Regulation AB, is maintained
                 as set forth in the transaction agreements.


(page)


Exhibit B


Describe material instances of noncompliance:
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material instances of noncompliance by Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material deficiencies if EMC's polices and procedures to monitor Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE






EX-33 (j)
(logo) HOMEBANC
       MORTGAGE CORPORATION


Assessment of Compliance with the Servicing Criteria set forth in Item 1122(d) of Regulation AB


HomeBanc Mortgage Corporation ("HomeBanc") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomeBanc acted as servicer or subservicer involving first lien and second lien residential mortgage loans dated on or after January 1, 2006 to and including December 31, 2006, specifically the asset-backed securities transactions set forth in Appendix B hereto (the "Platform").

HomeBanc has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ending December 31, 2006, and HomeBanc elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto.

HomeBanc has engaged certain other vendors (the "Other Vendors") to perform specific activities as of and for the period ending December 31, 2006, and HomeBanc elects not to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Other Vendors' activities as set forth in Exhibit A hereto.

Except as otherwise noted In Appendix A hereto, HomeBanc used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria.

The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomeBanc based on the activities it performs, directly or through its Vendors and Other Vendors, with respect to the Platform.

HomeBanc has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

HomeBanc has not identified and is not aware of any material Instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

HomeBanc has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the period ending December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.


(page)


HomeBanc has not identified and is not aware of any material instance of noncompliance by the Other Vendors with the applicable servicing criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

A registered public accounting firm has issued an attestation report on HomeBanc's assessment of compliance with the applicable servicing criteria for the Reporting Period.

Each Other Vendor has issued an assessment of compliance with the applicable servicing criteria for the Reporting Period; and a registered public accounting firm has issued an attestation report on each such Other Vendors' assessment of compliance with the applicable servicing criteria for the Reporting Period.


Date: 1 March, 2007
By: /s/ Debra F. Watkins
Name:  Debra F. Watkins
Title: Executive Vice President and Chief Capital
       Markets Officer


(page)




Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed       Inapplicable   Material Non-
Reference                                               Directly by    by Vendors     by Other        Servicing      Compliance
                                                        HomeBanc                      Vendors         Criteria

                  General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted     X                                                            None
                 to monitor any performance or other
                 triggers and events of default in
                 accordance with the transaction
                 agreements.

1122(d)(1)(ii)   If any material servicing activities       X                                                            None
                 are outsourced to third parties,
                 policies and procedures are instituted
                 to monitor the third party's
                 performance and compliance with such
                 servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction                                                        X            N/A
                 agreements to maintain a back-up
                 servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and             X              X              X                              None
                 omissions policy is in effect on the
                 party participating in the servicing
                 function throughout the reporting
                 period in the amount of coverage
                 required by and otherwise in
                 accordance with the terms of
                 the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited  Related to     Related to                      Related to        None
                 into the appropriate custodial bank    accounts       accounts                        accounts
                 accounts and related bank clearing     maintained     maintained                      maintained
                 accounts no more than two business     by the         by the                          by the
                 days following receipt, or such other  Servicer       Servicer                        Master
                 number of days specified in the                                                       Servicer
                 transaction agreements.


1122(d)(2)(ii)   Disbursements made via wire transfer   Related to                                     Related to        None
                 on behalf of an obligor or to an       accounts                                       accounts
                 investor are made only by authorized   maintained                                     maintained
                 personnel.                             by the                                         by the
                                                        Servicer                                       Master
                                                                                                       Servicer

1122(d)(2)(iii)  Advances of funds or guarantees        Related to                                     Related to        None
                 regarding collections, cash flows or   accounts                                       accounts
                 distributions, and any interest or     maintained                                     maintained
                 other fees charged for such advances,  by the                                         by the
                 are made, reviewed and approved as     Servicer                                       Master
                 specified in the transaction                                                          Servicer
                 agreements.

1122(d)(2)(iv)   The related accounts for the           Related to                                     Related to        None
                 transaction, such as cash reserve      accounts                                       accounts
                 accounts or accounts established as a  maintained                                     maintained
                 form of over collateralization, are    by the                                         by the
                 separately maintained (e.g., with      Servicer                                       Master
                 respect to commingling of cash) as set                                                Servicer
                 forth in the transaction agreements.


(page)


Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed        Inapplicable  Material Non-
Reference                                               Directly by    by Vendors     by Other         Servicing     Compliance
                                                        HomeBanc                      Vendors          Criteria

1122(d)(2)(v)    Each custodial account is maintained   Related to                                     Related to        None
                 at a federally insured depository      accounts                                       accounts
                 institution as set forth in the        maintained                                     maintained
                 transaction agreements. For purposes   by the                                         by the
                 of this criterion, "federally insured  Servicer                                       Master
                 depository institution" with respect                                                  Servicer
                 to a foreign financial institution
                 means a foreign financial institution
                 that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as  Related to                                     Related to        None
                 to prevent unauthorized access.        accounts                                       accounts
                                                        maintained                                     maintained
                                                        by the                                         by the
                                                        Servicer                                       Master
                                                                                                       Servicer

1l22(d)(2)(vii)  Reconciliations are prepared on a      Related to                                     Related to    Bank
                 monthly basis for all asset-backed     accounts                                       accounts      reconciliations
                 securities related bank accounts,      maintained                                     maintained    were completed
                 including custodial accounts and       by the                                         by the        within in 45
                 related bank clearing accounts. These  Servicer                                       Master        days of the
                 reconciliations are (A) mathematically                                                Servicer      bank statement
                 accurate; (B) prepared within 30                                                                    cutoff date,
                 calendar days after the bank statement                                                              the Freddie
                 cutoff date, or such other number of                                                                Mac standard.
                 days specified in the transaction                                                                   See Appendix
                 agreements; (C) reviewed and approved                                                               C.
                 by someone other than the person who
                 prepared the reconciliation; and (D)
                 contain explanations for reconciling
                 items. These reconciling items are
                 resolved within 90 calendar days of
                 their original identification, or such
                 other number of days specified in the
                 transaction agreements.

Reg AB             Investor Remittances and Reporting
Reference

1122(d)(3)(i)    Reports to investors, including those  Related to                                     Related to        None
                 to be filed with the Commission, are   reports                                        reports
                 maintained in accordance with the      prepared                                       prepared
                 transaction agreements and applicable  by the                                         by the
                 Commission requirements. Specifically, Servicer                                       Master
                 such reports (A) are prepared in                                                      Servicer
                 accordance with timeframes and other
                 terms set forth in the transaction
                 agreements; (B) provide information
                 calculated in accordance with the
                 terms specified in the transaction
                 agreements; (C) are filed with the
                 Commission as required by its rules
                 and regulations; (D) agree with
                 investors' or the indenture trustee's
                 records as to the total unpaid
                 principle balance and number of Pool
                 Assets serviced by the related
                 Servicer.



1122(d)(3)(ii)   Amounts due to investors are allocated Related to                                     Related to        None
                 and remitted in accordance with        remittance                                     remittance to
                 timeframes, distribution priority and  to the                                         investors
                 other terms set forth in the           Master
                 transaction agreements.                Servicer


1122(d)(3)(iii)  Disbursements made to an investor are  Related to                                     Related to        None
                 posted within two business days to     remittance                                     remittance to
                 the related Servicer's investor        to the                                         investors
                 records, or such other number of days  Master
                 specified in the transaction           Servicer
                 agreements.


(page)


Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed        Inapplicable  Material Non-
Reference                                               Directly by    by Vendors     by Other         Servicing     Compliance
                                                        HomeBanc                      Vendors          Criteria

1122(d)(3)(iv)   Amounts remitted to investors per      Related to                                     Related to        None
                 the investor reports agree with        remittance                                     remittance
                 cancelled checks, or other form of     to the Master                                  to investors
                 payment, or custodial bank statements. Servicer


                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets  Related to                                     Related to        None
                 is maintained as required by the       collateral                                     collateral
                 transaction agreements or related      held by the                                    not held by
                 pool asset documents.                  Servicer                                       the Servicer

1122(d)(4)(ii)   Pool assets and related documents      Related to                                     Related to        None
                 are safeguarded as required by the     documents                                      documents
                 transaction agreements                 held by the                                    held by the
                                                        Servicer                                       Custodian

1122(d)(4)(iii)  Any additions, removals or             Related                                        Related           None
                 substitutions to the asset pool are    to the                                         to the
                 made, reviewed and approved in         activities                                     activities
                 accordance with any conditions or      of the                                         of the Master
                 requirements in the transaction        Servicer                                       Servicer
                 agreements.                                                                           and/or
                                                                                                       Custodian

1122(d)(4)(iv)   Payments on pool assets, including         X                                                            None
                 any payoffs, made in accordance with
                 the related pool asset documents are
                 posted to the related Servicer's
                 obligor records maintained no more
                 than two business days after receipt,
                 or such other number of days specified
                 in the transaction agreements, and
                 allocated to principal, interest or
                 other items (e.g., escrow) in
                 accordance with the related pool
                 asset documents.

1122(d)(4)(v)    The related Servicer's records             X                                                            None
                 regarding the pool assets agree with
                 the related Servicer's records with
                 respect to an obligor's unpaid
                 principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or   Related                                        Related           None
                 status of an obligor's pool assets     to the                                         to the
                 (e.g., loan modifications or           activities                                     activities
                 re-agings) are made, reviewed and      of the                                         of the Master
                 approved by authorized personnel in    Servicer                                       Servicer
                 accordance with the transaction
                 agreements and related pool asset
                 documents.





1122(d)(4)(vii)  Loss mitigation or recovery actions    Related                                        Related           None
                 (e.g., forbearance plans,              to the                                         to the
                 modifications and deeds in lieu of     activities                                     activities
                 foreclosure, foreclosures and          of the                                         of the Master
                 repossessions, as applicable) are      Servicer                                       Servicer
                 initiated, conducted and concluded in
                 accordance with the timeframes or
                 other requirements established by the
                 transaction agreements.


(page)


Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed        Inapplicable  Material Non-
Reference                                               Directly by    by Vendors     by Other         Servicing     Compliance
                                                        HomeBanc                      Vendors          Criteria

1122(d)(4)(viii) Records documenting collection             X                                                        Collection
                 efforts are maintained during the                                                                   activities
                 period a pool asset is delinquent in                                                                related to
                 accordance with the transaction                                                                     delinquent
                 agreements. Such records are maintained                                                             mortgage loans
                 on at least a monthly basis, or such                                                                were not fully
                 other period specified in the                                                                       documented
                 transaction agreements, and describe                                                                in the
                 the entity's activities in monitoring                                                               servicing
                 delinquent pool assets including, for                                                               system of
                 example, phone calls, letters and                                                                   record. See
                 payment rescheduling plans in cases                                                                 Appendix C.
                 where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates     X                                                            None
                 of return for pool assets with variable
                 rates are computed based on the related
                 pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for      X                                                            None
                 an obligor (such as escrow accounts):
                 (A) such funds are analyzed, in
                 accordance with the obligor's pool
                 asset documents, on at least an annual
                 basis, or such other period specified
                 in the transaction agreements;
                 (B) interest on such funds is paid, or
                 credited, to obligors in accordance
                 with applicable pool asset documents
                 and state laws; and (C) such funds are
                 returned to the obligor within 30
                 calendar days of full repayment of the
                 related pool assets, or such other
                 number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor                                    X                              None
                 (such as tax or insurance payments) are
                 made on or before the related penalty
                 or expiration dates, as indicated on
                 the appropriate bills or notices for
                 such payments, provided that such
                 support has been received by the
                 servicer at least 30 calendar days
                 prior to these dates, or
                 such other number of days specified
                 in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in                                            X                              None
                 connection with any payment to be made
                 on behalf of an obligor are paid from
                 the related Servicer's funds and not
                 charged to the obligor, unless the late
                 payment was due to the obligor's error
                 or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an                                       X                              None
                 obligor are posted within two business
                 days to the obligor's records
                 maintained by the servicer, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and             X                                                            None
                 uncollectible accounts are recognized
                 and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other                                                           X           None
                 support, identified in Item 1114(a)(1)
                 through (3) or Item 1115 of
                 Regulation AB, is maintained as set
                 forth in the transaction agreements.


(page)


Appendix B



Mortgage loans that are the subject of the following asset-backed securities transactions that occurred on or after January 1, 2006 to and including December 31, 2006:


HomeBanc Mortgage Trust 2006-1
HomeBanc Mortgage Trust 2006-2
Bear Stearns ALT-A Trust 2006-1
Bear Stearns ALT-A Trust 2006-2
Bear Stearns ALT-A Trust 2006-3
Bear Stearns ALT-A Trust 2006-5
Bear Stearns ALT-A Trust 2006-7
Bear Stearns ARM Trust 2006-4
Bear Stearns Asset Backed Securities Trust 2006-SD4
Citigroup Mortgage Loan Trust 2006-AR6
Citigroup Mortgage Loan Trust 2006-AR7
SACO I Trust 2006-9


(page)


Appendix C


Bank Reconciliations:

Bank reconciliations were completed within 45 days of bank statement cutoff date, consistent with Freddie Mac servicing standards. Bank reconciliation procedures have been modified; and reconciliations related to the Platform are now completed within 30 days of the bank statement cutoff date.

Collection Activities:

Collection activities related to delinquent mortgage loan were consistent with industry standards; however, such activities were not fully documented in the servicing system of record. These issues are primarily related to lack of notations to the servicing system of record for certain collection activities such as late payment notices and collection calls. Technology and process enhancements are expected to be implemented in the second quarter of 2007 that will correct these documentation deficiencies.





EX-33 (l)

Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4)(xi) and 1122(d)(4)(xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.



By: /s/ Bob Ige
Name: Bob Ige
Its: Executive Vice President




EX-33 (p)
(logo) TREASURY BANK
a division of Countrywide Bank, N.A.

4100 EAST LOS ANGELES AVENUE
MS: TB-SIMI
SIMI VALLEY, CA 93063

(805) 577-6011
(805) 577-6069 FAX


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Treasury Bank, a division of Countrywide Bank, N.A. (the "Company") provides this platform-level assessment, for which the Company participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) HELOC and other residential mortgage-backed securities issued on or after January 1, 2006 for which the Company provides custodial operations of pool assets and related documents, collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. For purposes of this assessment, the publicly-issued residential mortgage-backed securities transactions included in the Company's servicing platform for the following period are described on the attached Schedule A.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: Regulation AB Items 1122(d)(4)(i) and 1122(d)(4)(ii). The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


TREASURY BANK, A DIVISION OF
COUNTRYWIDE BANK, N.A.

By: /s/ Teresita Que
Teresita Que

Its:    Executive Vice President


Dated: February 28, 2007


By: /s/ Maria S. Garner
Maria S. Garner

Its:    First Vice President


Dated: February 28, 2007


(page)


Schedule A


List of Residential Mortgage-Backed Securities Defined by Management As Constituting the Platform


CWHEQ Revolving Home Equity Loan Trust, Series 2006-A

CWHEQ Revolving Home Equity Loan Trust, Series 2006-B

CWHEQ Revolving Home Equity Loan Trust, Series 2006-C

CWHEQ Revolving Home Equity Loan Trust, Series 2006-D

CWHEQ Revolving Home Equity Loan Trust, Series 2006-E

CWHEQ Revolving Home Equity Loan Trust, Series 2006-F

CWHEQ Revolving Home Equity Loan Trust, Series 2006-G

CWHEQ Revolving Home Equity Loan Trust, Series 2006-H

CWHEQ Revolving Home Equity Loan Trust, Series 2006-I

BSALTA 2006-5

BSALTA 2006-6

BSALTA 2006-7

BSARM 2006-4

SAMI 2006-AR4

SAMI 2006-AR6

SAMI 2006-AR7

SAMI 2006-AR8


(page)


Schedule B


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the Applicable Servicing Criteria as of and for the year ended December 31, 2006.



(logo) MEMBER
       FDIC

(logo) EQUAL HOUSING
       LENDER





EX-33 (r)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (s)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (t)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (u)

(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3


EX-33 (w)

(logo) ZC STERLING
KEEPING YOU FIRST

ZC Real Estate
Tax Solutions Limited
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 800.962.9689
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange Commission's Regulation
AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Real Estate Tax Solutions Limited ("ZCRETS") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCRETS, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCRETS. ZCRETS has used the servicing criteria communicated to ZCRETS by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. As a subcontractor for Servicers, ZCRETS has determined that it complied in all material respects with the servicing criteria listed below. ZCRETS engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCRETS' assessment, and E&Y has issued an attestation report on ZCRETS' assessment of compliance with the applicable servicing criteria for the Period.

1. ZCRETS maintained a fidelity bond and errors & omissions policy in effect on ZCRETS throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCRETS (1122(d)(1)(iv)).

2. To the extent that ZCRETS prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)).

3. Payments made on behalf of Servicer's obligor for real estate taxes are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xi).

4. Any late payment penalties in connection with any payment for real estate taxes to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCRETS' funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xiii)).


(page)


Sincerely,
ZC Real Estate Tax Solutions Limited

By: /s/ Mike Koepke
Mike Koepke

Title: Senior Vice President and Tax Product Line Executive

Date: March 1, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: March 1, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) to which the criteria mentioned within the Assertion applies:

1. HomeEq Servicing Corporation
2. HomeBanc Mortgage Corporation
3. Wendover Financial Services Corporation a subsidiary of Electronic Data Services Corporation



3



EX-34 (a)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com



Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2

EX-34 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA
Tel: +1 214 840 7000
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMC Mortgage Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that EMC Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant in the Securities Act of 1933 (the Platform) as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)C,
(d)(4)(xi) and (d)(4)(xii) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (j)
(logo) ERNST & YOUNG
Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215
Phone: (404) 874-8300
www.ey.com


Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
HomeBanc Corp.

We have examined management's assertion (except for Appendix C), included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that HomeBanc Mortgage Corporation (the Company), a wholly owned subsidiary of HomeBanc Corp., complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loans servicing platform as of and for the year ended December 31, 2006, except for 1122
(d)(1)(iii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii), 1122
(d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii) and 1122 (d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report (See Appendix A). See Appendix B of management's assertion for the asset backed transactions covered by this platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(2)(i), the Company has engaged various vendors to perform the activities required by this servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to


(page)


(logo) ERNST & YOUNG
Ernst & Young LLP

provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with the servicing criteria 1122 (d)(2)(vii) and 1122 (d)(4)(viii), applicable to the Company during the year ended December 31, 2006. Certain reconciliations for asset-backed securities related bank accounts, including custodial accounts were not prepared in a timely manner (i.e., within 30 calendar days after the bank statement cutoff date), and certain delinquent loan follow up activities were not documented.

In our opinion, except for the material noncompliance described in the fourth paragraph, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ Ernst & Young LLP

February 28, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (l)

(logo) Grant Thornton
Accountants and Business Advisors



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thorton LLP

Irvine, CA
February 20, 2007



18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International




EX-34 (p)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568



Report of Independent Registered Public Accounting Firm



The Board of Directors
Countrywide Bank:


We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Treasury Bank, a division of Countrywide Bank, N.A. (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued HELOC and other residential mortgage-backed securities issued on or after January 1, 2006 (the Platform), specifically Item 1122(d)(4)(i) and 1122(d)(4)(ii), for which the Company provides custodial operations of pool assets and related documents, as of and for the year ended December 31, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual asset-backed transactions and securities identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.



/s/ KPMG LLP

Los Angeles, California
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


2





EX-34 (r)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (s)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (t)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (u)

(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Automated Tracking Solution (Tracking System) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Tracking System Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP


February 20, 2007



A Member Practice of Ernst & Young Global


EX-34 (w)

(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Real Estate Tax Solutions Limited (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZCTS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

March 1, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.


EX-35 (c)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (d)
(logo) EMC
Mortgage Corporation
Proven Performance

ITEM 1123 ANNUAL STATEMENT OF COMPLIANCE

EMC MORTGAGE CORPORATION

I, John Vella, President and Chief Executive Officer of EMC Mortgage Corporation ("EMC") as servicer pursuant to the Bear Stearns ALT-A Trust 2006-7 Agreement (the "Agreement") hereby certify that:

1. A review of EMC's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the ""Reporting Period") and EMC's performance under the Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, EMC has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2007.

BY: /s/ John Vella
John Vella
President and Chief Executive Officer



2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) MBA
Member
Mortgage Bankers
Association of America





EX-35 (j)
(logo) HOMEBANC
       MORTGAGE CORPORATION


EMC Mortgage Corporation (Purchaser)
Mac Arthur Ridge Drive, Suite 200
Irving, TX 75038
Attention: Ms. Linda Hicks

and

Structured Asset Mortgage Investments II, Inc. (Depositor)
383 Madison Avenue
New York, NY 10179

and

Wells Fargo Bank, National Association (Master Servicer and Securities Administrator)
9062 Old Annapolis Road
Columbia, MD 21045

with a copy to:

Bear Stearns Mortgage Capital Corporation
383 Madison Avenue
New York, NY 10179
Attention: Michelle Sterling


Re: Statement of Compliance with the Purchase, Warranties and Servicing Agreement as of January 1, 2004, as amended by the Amended and Restated Amendment Number One to the Purchase, Warranties and Servicing Agreement as of January 27, 2006, (collectively, the "Agreement").


We have conducted a review relating to the performance of HomeBanc Mortgage Corporation (the "Company") under the terms of the Agreement related to the servicing of the Mortgage Loans by the Company during 2006. To the best of my knowledge, based on such review, which was conducted under my supervision, the Company has fulfilled its obligations under the Agreement in all material respects throughout 2006 except as noted below:


(page)


A. Bank reconciliations were completed within 45 days of the bank statement cutoff date, the Freddie Mac standard, and not within 30 days as required by
    Item 1122(d)(2)(vii) (see Appendix A).
B. Collection activities related to delinquent mortgage loans were not fully documented in the servicing system of record (see Appendix A).



Date: 1 March 2007


By: /s/ Debra F. Watkins
Name: Debra F. Watkins
Title: Executive Vice President and Chief
       Capital Markets Officer


(page)


Appendix A


Bank Reconciliations:

Bank reconciliations were completed within 45 days of bank statement cutoff date, consistent with Freddie Mac servicing standards. Bank reconciliation procedures have been modified; and reconciliations related to the Platform are now completed within 30 days of the bank statement cutoff date.

Collection Activities:

Collection activities related to delinquent mortgage loan were consistent with industry standards; however, such activities were not fully documented in the servicing system of record. These issues are primarily related to lack of notations to the servicing system of record for certain collection activities such as late payment notices and collection calls. Technology and process enhancements are expected to be implemented in the second quarter of 2007 that will correct these documentation deficiencies.


(page)


Mortgage loans that are the subject of the following Structured Asset Mortgage Investments II, Inc. asset-backed securities transactions that occurred on or after January 1, 2006 to and including December 31, 2006:

Bear Stearns ALT-A Trust 2006-2
Bear Stearns ALT-A Trust 2006-3
Bear Stearns ALT-A Trust 2006-5
Bear Stearns ALT-A Trust 2006-7
Bear Stearns ARM Trust 2006-4





EX-35 (r)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000


March 20, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ALT-A Trust 2006-7

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (s)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000


March 20, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ALT-A Trust 2006-7

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary